Form 10-K
period 1996-06-30
UACSC 1995-D AUTO TRUST
filed 1996-09-30
CIK 1004025

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For  the  annual  fiscal  period  ended  June  30,  1996
Commission  File  No. 033-97320-02

                             UACSC 1995-D AUTO TRUST
             (Exact name of registrant as specified in its charter)

           New York                                 35-1937340
  State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization                   Identification Number)
                                                  UAC Securitization
                                                  Corporation

250 Shadeland Avenue, Suite 210 A
Indianapolis, Indiana                                46219
(address of principal                                (zip code)
executive offices)
UAC Securitization Corporation

Registrant's telephone number including area code            (317) 231-6466
                                                             --------------

Securities registered pursuant to Section 12 (b) of the Act:        None
                                                                    ----

Securities registered pursuant to Section 12 (g) of the Act:        None
                                                                    ----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1937 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes      X                         No

DOCUMENTS INCORPORATED BY REFERENCE:        None

                                     PART I



Item 1. Business.

         The sole and only "business" of the Trust is the collection and distribution of payments on the automobile and light truck receivables, in the manner described in the Registration Statement. Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2.  Properties.

         The Trust does not have any physical properties. Accordingly, this item 1 is inapplicable.

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings involving either the Trust, or, with respect to any Certificates or any other trust property, involving the Trustee or the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No Votes or consents of Certificateholders are solicited during the preceding fiscal year for any purpose.

                                     PART II

Item 5. Market Price or and Dividends on the Registrant's Equity and Related Stockholder Matters.

     There is no established public trading market for the Certificates.

     As  of  June   30,   1996,   there   were   forty-three   (43)   registered
Certificateholders. The Trust pays no dividends. See Exhibit 99-1 and 99-2 for information with respect to distributions to Certificateholders.

Item 6.  Selected Financial Data.

     No financial data is required of UAC Securitization Corporation, as Registrant (Registration Statement No. 033-97320-02 on form S-3), inasmuch as the Registration Statement was filed for and on behalf of UACSC Auto Trusts and, furthermore, because UAC Securitization Corporation is not a guarantor of any of the payments due from the Trust to Certificateholders.

     The regular monthly report form, which the Trustee is required to include with each monthly distribution of Trust assets to Certificateholders, sets forth for the prior calendar month, as well as cumulatively, all of the relevant financial information required by the applicable pooling and servicing agreement to be reportable to Certificateholders.

     The UACSC 1995-D Auto Trust Monthly Servicer's Certificate Report for the months ending April 30, 1996, May 31, 1996, and June 30, 1996, is incorporated herein by reference and attached hereto as an Exhibit (Exhibit No. 99-1) "additional exhibits".

         A Consolidated Monthly Servicer's Certificate Report, for the period November 30, 1995, through June 30, 1996, is likewise incorporated herein by reference and is attached hereto as Exhibit 99-2.

         The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide meaningful additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Because of the limited business activity of the Trust, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the monthly statements and consolidated summary annual statement.

Item 8.  Financial Statements and Supplementary Data.

         As discussed above, furnishing the traditional financial information required by Item 8 of Form 10-K would not add relevant information to that provided by the foregoing statements.

Item 9.  Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.
                                       5.

                                    PART III

Item 10.  Directors and Executive Officers.

         Not applicable.

Item 11.  Executive Compensation.

         Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         As of June 30, 1996, there were a total of forty-three (43) Registered Certificateholders, all of whom maintained their security positions with the Depository Trust Company. While some of these Certificateholders' security positions in the Trust exceeded 5% of the outstanding Certificate Balance; such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13.  Certain Relationships and Related Transactions.

         Union  Acceptance   Corporation  and  UAC  Securitization   Corporation
receive payments from the Trust in accordance with the terms of the applicable pooling and servicing agreement.






                                       6.

                                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on For 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     Incorporated herein and attached hereto as Exhibit 99-1 is a copy of of the Monthly Servicer's Certificate Reports to the Trust, for the months of April 30, 1996, May 31, 1996, and June 30, 1996; as Exhibit 99-2 the Consolidated Monthly Servicer's Certificate Report for the period November 30, 1995, through June 30, 1996.













                                       7.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, for and on behalf of UACSC 1995-D Auto Trust.
                                                 UASC 1995-D Auto Trust
                                            By:  UAC Securitization Corporation,
                                                 Depositor

Date:             September  27 , 1996      By:  s/John Stainbrook
                                                 -------------------------------
                                                 John Stainbrook
                                                 President


                    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            By: UAC Securitization Corporation,
                                                Depositor

September  27  , 1996                       By:      s/John Stainbrook
                                                     ---------------------------
                                                     John Stainbrook
                                                     President / Director

September 27  , 1996                        By:      s/Cindy Whitaker
                                                     ---------------------------
                                                     Cindy Whitaker
                                                     Director

September  27  , 1996                       By:      s/Rick Brown
                                                     ---------------------------
                                                     Rick Brown,Treasurer(Chief
                                                     Financial and Accounting
                                                     Officer)

September  27  , 1996                       By:      s/Jerry Von Deylen
                                                     ---------------------------
                                                     Jerry Von Deylen, Director

September      , 1996                       By:
                                                     ---------------------------
                                                     Amanda Foster, Director

September      , 1996                       By:
                                                     ---------------------------
                                                     Thomas Kelleher, Director



                                       8.

                                  EXHIBIT INDEX


No.       Description
  4 Pooling and Servicing Agreement Respecting UACSC 1995-D Auto Trust* UACSC 1995-D Auto Trust Monthly
         Servicer's Certificate Reports:
99-1(a)                    Month Ended April 30, 1996
99-1(b)                    Month Ended May 31, 1996
99-1(c)                    Month Ended June 30, 1996


        UACSC 1995-D Auto Trust
        Consolidated Monthly Servicer's
        Certificate Report Period
99-2                       11/30/95 Through 06/30/96





*Incorporated by Reference to Exhibit 4 to Form 8-K filed November 24, 1995.